Form 10-K
period 2006-12-31
Strats(SM) Trust for JPMorgan Chase Capital XVII Securities, Series 2005-2
filed 2007-03-30
CIK 1336178

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                     ----

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2006

                                      or

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________ to ________

               Commission File Numbers: 333-111858-14, 001-32611

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

         STRATS(SM) Trust For JPMorgan Chase Capital XVII Securities,
                                 Series 2005-2
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     52-2316339
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


 301 South College, Charlotte, North Carolina             28288
------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of Registered exchange on which registered
-------------------           -----------------------------------------------

STRATS(SM) Certificates,      New York Stock Exchange ("NYSE")
Series 2005-2

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_|  No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes |_|  No |X|

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer |_|  Accelerated filer |_|  Non- accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes |_|  No |X|

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

                               Introductory Note

Synthetic Fixed-Income Securities, Inc. (the "Depositor") is the Depositor in respect of the STRATS(SM) Trust For JPMorgan Chase Capital XVII Securities, Series 2005-2 (the "Trust"), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 26, 2003, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by the STRATS(SM) Certificates Series Supplement 2005-2 (the "Series Supplement") dated as of December 22, 2004 in respect of the Trust. The Trust's assets consist solely of notes issued by JPMorgan Chase Capital
XVII. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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

            1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For JPMorgan Chase Capital XVII Securities, Series 2005-2 to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:


------------------------------------------------------------- ----------------- -----------------
                                                                 Distribution
             Trust Description                                      Date            Filed on
------------------------------------------------------------- ----------------- -----------------
STRATS(SM) Trust For JPMorgan Chase Capital XVII Securities,     01-01-2006        01-09-2006
Series 2005-2                                                    02-01-2006        02-06-2006
                                                                 03-01-2006        03-14-2006
                                                                 04-01-2006        04-11-2006
                                                                 05-01-2006        05-09-2006
                                                                 06-01-2006        06-08-2006
                                                                 07-01-2006        07-11-2006
                                                                 08-01-2006        08-11-2006
                                                                 09-01-2006        09-13-2006
                                                                 10-01-2006        10-12-2006
                                                                 11-01-2006        11-09-2006
                                                                 12-01-2006        12-07-2006
------------------------------------------------------------- ----------------- -----------------

            2.    None.

            3.    Exhibits:

                  31.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.2 - Report of Aston Bell, CPA.

                  99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.13 - Registrant's Current Report on Form 8-K and 8-K/A filed with the Securities and Exchange Commission on November 9, 2006 and January 18, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.14 - Registrant's Current Report on Form 8-K and 8-K/A filed with the Securities and Exchange Commission on December 7, 2006 and January 18, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                     Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                     By:   /s/ Jimmy Whang
                                           ----------------------------------
                                     Name:  Jimmy Whang
                                     Title: Director


Dated:  March 30, 2007

                                 EXHIBIT INDEX

------------------- ---------------------------------------------------- ----------------
 Reference Number                                                         Exhibit Number
 per Item 601 of                   Description of Exhibits                   in this
  Regulation SK                                                             Form 10-K
------------------- ---------------------------------------------------- ----------------
                    Certification by Director of the Registrant
      (31.1)        pursuant to 15 U.S.C. Section 7241, as adopted            31.1
                    pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002.
------------------- ---------------------------------------------------- ----------------
                    Annual Compliance Report by Trustee pursuant to 15
      (99.1)        U.S.C. Section 7241, as adopted pursuant to               99.1
                    Section 302 of the Sarbanes-Oxley Act of 2002.
------------------- ---------------------------------------------------- ----------------
      (99.2)        Report of Aston Bell, CPA.                                99.2
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
      (99.3)        the Securities and Exchange Commission on January         99.3
                    9, 2006, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on February
      (99.4)        6, 2006, as further described in Item 15(a)(1)            99.4
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on March
      (99.5)        14, 2006, as further described in Item 15(a)(1)           99.5
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on April
      (99.6)        11, 2006, as further described in Item 15(a)(1)           99.6
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on May 9,
      (99.7)        2006, as further described in Item 15(a)(1) above,        99.7
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on June 8,
      (99.8)        2006, as further described in Item 15(a)(1) above,        99.8
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on July 11,
      (99.9)        2006, as further described in Item 15(a)(1) above,        99.9
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
      (99.10)       the Securities and Exchange Commission on August          99.10
                    11, 2006, as further described in Item
------------------- ---------------------------------------------------- ----------------




------------------- ---------------------------------------------------- ----------------
                    15(a)(1) above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on
     (99.11)        September 13, 2006, as further described in Item          99.11
                    15(a)(1) above, is incorporated herein by
                    reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on October
     (99.12)        12, 2006, as further described in Item 15(a)(1)           99.12
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K and 8-K/A
                    filed with the Securities and Exchange Commission on
     (99.13)        November 9, 2006 and January 18, 2007, as further         99.13
                    described in Item 15(a)(1) above, is incorporated
                    herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K and 8-K/A
                    filed with the Securities and Exchange Commission on
     (99.14)        December 7, 2006 and January 18, 2007, as further         99.14
                    described in Item 15(a)(1) above, is incorporated
                    herein by reference.
------------------- ---------------------------------------------------- ----------------