Form 10-K
period 2007-12-31
Strats(SM) Trust for JPMorgan Chase Capital XVII Securities, Series 2005-2
filed 2008-03-28
CIK 1336178

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

       For the fiscal year ended December 31, 2007

                                       or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                Commission File Numbers: 333-111858-14, 001-32611

                     Synthetic Fixed-Income Securities, Inc.

                                  on behalf of:

   STRATS(SM) Trust For JPMorgan Chase Capital XVII Securities, Series 2005-2
      ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       52-2316339
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


301 South College, Charlotte, North Carolina                28288
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [ ]  Accelerated filer  [ ]  Non- accelerated filer [X]

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

              1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For JPMorgan Chase Capital XVII Securities, Series 2005-2 to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------------------------------------------------
                   Trust Description         Distribution Date         Filed on
--------------------------------------------------------------------------------
STRATS(SM) Trust For JPMorgan Chase Capital  01-01-2007               01-11-2007
XVII Securities, Series 2005-2               02-01-2007               02-07-2007
                                             03-01-2007               03-08-2007
                                             04-01-2007               04-05-2007
                                             05-01-2007               05-11-2007
                                             06-01-2007               06-14-2007
                                             07-01-2007               07-12-2007
                                             08-01-2007               08-10-2007
                                             09-01-2007               09-13-2007
                                             10-01-2007               10-12-2007
                                             11-01-2007               11-13-2007
                                             12-01-2007               12-07-2007
--------------------------------------------------------------------------------


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

                   99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   99.2 - Report of Aston Bell, CPA.

                   99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.13 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.14 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                       Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                       By:   /s/ Jimmy Whang
                                             ----------------------------------
                                       Name:  Jimmy Whang
                                       Title:  Director


Dated:  March 28, 2008

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
 Reference Number                                                 Exhibit Number
 per Item 601 of              Description of Exhibits                 in this
  Regulation SK                                                      Form 10-K
--------------------------------------------------------------------------------
                   Certification by Director of the Registrant
     (31.1)        pursuant to 15 U.S.C. Section 7241, as adopted        31.1
                   pursuant to Section 302 of the Sarbanes-Oxley Act
                   of 2002.
--------------------------------------------------------------------------------
                   Annual Compliance Report by Trustee pursuant to 15
     (99.1)        U.S.C. Section 7241, as adopted pursuant to           99.1
                   Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
     (99.2)        Report of Aston Bell, CPA.                            99.2
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with    99.3
                   the Securities and Exchange Commission on January
     (99.3)        11, 2007, as further described in Item 15(a)(1)
                   above, is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on February
     (99.4)        7, 2007, as further described in Item 15(a)(1)        99.4
                   above, is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on March 8,
     (99.5)        2007, as further described in Item 15(a)(1) above,    99.5
                   is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on April 5,
     (99.6)        2007, as further described in Item 15(a)(1) above,    99.6
                   is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on May 11,
     (99.7)        2007, as further described in Item 15(a)(1) above,    99.7
                   is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on June 14,
     (99.8)        2007, as further described in Item 15(a)(1) above,    99.8
                   is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on July 12,
     (99.9)        2007, as further described in Item 15(a)(1) above,    99.9
                   is incorporated herein by reference.
--------------------------------------------------------------------------------
     (99.10)       Registrant's Current Report on Form 8-K filed with    99.10
                   the Securities and Exchange Commission on
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   August 10, 2007, as further described in Item 15(a)(1)
                   above, is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on
     (99.11)       September 13, 2007, as further described in Item      99.11
                   15(a)(1) above, is incorporated herein by
                   reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on October
     (99.12)       12, 2007, as further described in Item 15(a)(1)       99.12
                   above, is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on November
     (99.13)       13, 2007, as further described in Item 15(a)(1)       99.13
                   above, is incorporated herein by reference.
--------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on December
     (99.14)       7, 2007, as further described in Item 15(a)(1)        99.14
                   above, is incorporated herein by reference.
--------------------------------------------------------------------------------